Form 10-Q
period 1997-06-30
CHARTER COMMUNICATIONS ENTERTAINMENT LP
filed 1997-09-12
CIK 1038335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                   FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------     -----------------------

Commission File Number 333-26853
                       ---------

                 CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                    43-1723475
          --------                                    ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                   63131
----------------------------------------              -----
(Address of Principal Executive Offices)              (Zip Code)

(Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    -

                 CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.

               FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997

                                    INDEX

                                                                                           Page
                                                                                           ----
Part I.  Financial Information
         Item 1.  Charter Communications Entertainment, L.P.
                  a. Balance Sheets - June 30, 1997 and December 31, 1996                    3
                  b. Statements of Operations - Three Months Ended
                     June 30, 1997 and 1996                                                  4
                  c. Statements of Operations - Six Months Ended
                     June 30, 1997 and 1996                                                  5
                  d. Statement of Partners' Capital - Six Months Ended June 30, 1997         6
                  e. Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996      7
                  f. Notes to Financial Statements                                           8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     11

Part II.  Other Information

          Item 1.  Legal Proceedings                                                        12

          Item 2.  Change in Securities - None                                               -

          Item 3.  Defaults upon Senior Securities - None                                    -

          Item 4.  Submission of Matters to a Vote of Security Holders - None                -

          Item 5.  Other Information                                                        12

          Item 6.  Exhibits and Reports on Form 8-K                                         13

          Signature Page                                                                    14

                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.

                                BALANCE SHEETS
                                 (Unaudited)




                                                      June 30,     December 31,
                                                        1997           1996
                                                   -------------  -------------
                             ASSETS

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS  $ 259,638,674  $ 279,854,790

SUBORDINATED NOTE RECEIVABLE FROM UNCONSOLIDATED
  LIMITED PARTNERSHIP                                 25,000,000     25,000,000

INTEREST RECEIVABLE FROM UNCONSOLIDATED LIMITED
  PARTNERSHIP                                          3,410,500      2,418,000
                                                   -------------  -------------
                                                   $ 288,049,174  $ 307,272,790
                                                   =============  =============

          LIABILITIES AND PARTNERS' CAPITAL

NOTES PAYABLE                                      $  82,000,000  $  82,000,000

ACCRUED INTEREST ON NOTES PAYABLE                     29,661,420     22,843,403

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  General partners                                            --        624,614
  Limited partners-
    Ordinary Capital Accounts                                 --     10,543,510
    Preferred Capital Account                        176,387,754    191,261,263
                                                   -------------  -------------
         Total partners' capital                     176,387,754    202,429,387
                                                   -------------  -------------
                                                   $ 288,049,174  $ 307,272,790
                                                   =============  =============

     The accompanying notes are an integral part of these balance sheets.

                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                           STATEMENTS OF OPERATIONS


              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)



                                                            1997            1996
                                                       --------------  --------------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS  $ (10,920,756)  $ (10,285,453)

INTEREST EXPENSE                                          (3,410,510)     (3,004,261)

INTEREST INCOME - UNCONSOLIDATED LIMITED PARTNERSHIP         505,000         469,536
                                                       --------------  --------------
         Net loss                                      $ (13,826,266)  $ (12,820,178)
                                                       ==============  ==============

        The accompanying notes are an integral part of these statements.

                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                           STATEMENTS OF OPERATIONS

               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)



                                                            1997            1996
                                                       --------------  --------------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS  $ (20,216,115)  $ (22,489,647)

INTEREST EXPENSE                                          (6,818,018)     (6,008,522)

INTEREST INCOME - UNCONSOLIDATED LIMITED PARTNERSHIP         992,500         994,536
                                                       --------------  --------------
         Net loss                                      $ (26,041,633)  $ (27,503,633)
                                                       ==============  ==============

        The accompanying notes are an integral part of these statements.

                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                        STATEMENT OF PARTNERS' CAPITAL

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (Unaudited)



                                                    Limited Partners
                                              -----------------------------
                                                Ordinary        Preferred
                                  General        Capital         Capital
                                 Partners       Accounts         Account          Total
                               ------------   ------------    -------------   -------------
BALANCE, December 31, 1996     $  624,614     $ 10,543,510    $ 191,261,263   $ 202,429,387

  Net loss                       (458,677)      (7,741,936)     (17,841,020)    (26,041,633)
  Preference allocation          (165,937)      (2,801,574)       2,967,511              --
                               ----------     ------------   --------------   -------------
BALANCE, June 30, 1997         $       --     $         --    $ 176,387,754   $ 176,387,754
                               ==========     ============   ==============   =============

       The accompanying notes are an integral part of these statements.

                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                           STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)



                                                                          1997                   1996
                                                                      -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (26,041,633)         $(27,503,633)
  Adjustments to reconcile net loss to net cash provided by
    operating activities-
    Equity in loss of unconsolidated limited partnerships                20,216,115            22,489,647
    Changes in assets and liabilities-
      Interest receivable from unconsolidated limited partnership          (992,500)             (994,536)
      Accrued interest on note payable                                    6,818,018             6,008,522
                                                                      -------------          ------------
         Net cash provided by operating activities                               --                    --
                                                                      -------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                            --                    --
                                                                      -------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                            --                    --
                                                                      -------------          ------------
CASH, beginning and end of period                                     $          --          $         --
                                                                      =============          ============
CASH PAID FOR INTEREST                                                $          --          $         --
                                                                      =============          ============
CASH PAID FOR TAXES                                                   $          --          $         --
                                                                      =============          ============

        The accompanying notes are an integral part of these statements.

                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

In connection with a reorganization under common control, the assets of certain cable television systems located in Connecticut and Missouri were contributed from CCA Acquisition Corp. (CAC) and its wholly owned subsidiary, Cencom Cable Entertainment, Inc., (CCE), respectively, to Charter Communications Entertainment, L.P. (the "Partnership"). CAC and CCE owned and operated the systems during the first nine months of 1995. These systems were immediately contributed to a newly formed partnership, Charter Communications Entertainment I, L.P. (CCE-I). The Partnership, CAC, CCE and CCE-I are all indirectly owned approximately 85% by Kelso Investment Associated V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals, and approximately 15% by Charter Communications, Inc. (Charter). Therefore, this series of transactions is a reorganization under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements reflect the activity of these systems for the entire year.

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated ("Hallmark") (the "Crown Transaction"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings Corp. ("CCA Holdings") by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord Entertainment Company, Inc. (Gaylord). In September 1995, CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CCA Holdings, the parent company of CAC owns a 55% interest and CCT Holdings owns a 45% interest in the combined operations of CCE-I and CCE-II, respectively. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CCA Holdings.

As a result of these transactions, CCE owns a 33% limited partnership interest in the Partnership, CAC owns a 21% limited partnership interest in the Partnership and CCT Holdings owns a 44% limited partnership interest in the Partnership. CAC and CCT Holdings each own a 1% general partnership interest in the Partnership. The Partnership will terminate no later than December 31, 2055, as provided in its partnership agreement (the "Partnership Agreement").

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Investment in Unconsolidated Limited Partnerships

The Partnership has a 97.78% limited partnership interest in both CCE-I and CCE-II. CCE-I is controlled by CAC and CCE-II is controlled by CCT Holdings through their general partnership interests and provisions within the various partnership agreements; therefore, the Partnership's investment in these entities is accounted for using the equity method of accounting. Under this method, the investments are originally recorded at cost and are subsequently adjusted to recognized the Partnership's share of net earnings or losses as they occur and distributions when received.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.


3.  INVESTMENTS IN UNCONSOLIDATED LIMITED PARTNERSHIPS

Summary financial information of CCE-I and CCE-II for the three and six month periods ended June 30, 1997 and 1996 is as follows:


                                       Charter Communications Entertainment I, L.P.
                                 ----------------------------------------------------------
                                  For the Three Months Ended     For the Six Months Ended
                                 June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                 -------------  -------------  -------------  -------------
Service revenues                 $41,985,891    $37,017,924   $ 82,472,625   $ 67,830,748
Income (loss) from operations      4,533,801        664,071      7,928,708       (583,105)
Net loss                          (5,407,096)    (7,828,990)   (11,440,905)   (16,967,955)


                                       Charter Communications Entertainment II, L.P.
                                 ----------------------------------------------------------
                                  For the Three Months Ended     For the Six Months Ended
                                 June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                 -------------  ------------- -------------  -------------
Service revenues                 $24,674,583    $22,493,461   $ 47,344,146   $ 44,468,574
Income from operations             1,789,252      1,521,211      2,372,111      2,423,058
Net loss                          (5,761,604)    (2,689,985)    (9,234,197)    (6,032,298)

As of June 30, 1997, CCE-I provided cable television service to approximately 340,900 basic subscribers in Connecticut, Illinois, Massachusetts, Missouri, and New Hampshire, and CCE-II provided cable television service to approximately 173,200 basic subscribers in southern California.

4.  LITIGATION

The Partnership is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on the Partnership's financial position or results of operations.

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and on June 19, 1997, an amended complaint was filed, in the Circuit Court of Jackson County, Missouri by 269 individual plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of the CCIP II limited partnership units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of the CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions, including defenses based on applicable statutes of limitations. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.

CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Since Charter Communications Entertainment, L.P. (the "Company") is a guarantor of the $82.0 million Senior Subordinated Noted due 1999 (the "Notes"), an obligation of CCA Holdings Corp. ("CCA Holdings Corp."), it is required to record the debt as a liability for financial reporting purposes. Refer to CCA Holdings quarterly report for the period ended June 30, 1997 filed on Form 10-Q for additional information.

Equity in Loss of Unconsolidated Limited Partnerships

Equity in loss of unconsolidated limited partnerships pertains to the Company's share of losses in Charter Communications Entertainment I, L.P. ("CCE-I") and Charter Communications Entertainment II, L.P. ("CCE-II"). The Company maintains a 97.78% non-controlling investment in both these entities. Equity in loss of unconsolidated limited partnerships increased (decreased) by 6.2% and (10.1)% to $10,920,756 and $20,216,115 for the three and six months ended June 30, 1997, respectively, when compared to similar periods of 1996. These fluctuations are due to results at CCE-I and CCE-II for the three and six months ended June 30, 1997.

Interest Expense

Interest expense increased by 13.5% and 13.5% to $3,410,510 and $6,818,018 for the three and six months ended June 30, 1997, respectively, when compared to similar period of 1996. The increase is attributed to the semi-annual compounding inherent in the $82.0 million Senior Subordinated Notes due 1999 (the "Notes").

Net Loss

Net loss increased by 7.8% and 5.3% to $13,826,266 and $26,041,633 for the three and six months ended June 30, 1997 when compared to similar periods of 1996.

Liquidity and Capital Resources

The Company has issued a guarantee of payment to the holders of the Notes. Accordingly, the Notes have been reflected as a liability of the Company for financial reporting purposes. The Notes are also guaranteed by CCA Acquisition Corp. ("CAC"), the parent of the Company and a wholly-owned subsidiary of CCA Holdings, and Cencom Cable Entertainment, Inc. (including the Company and CAC, collectively the "Guarantors" herein).

The Company has no operations or significant assets, other than its investment in CCE-I and CCE-II, and a subordinated note and interest receivable from CCE-II. CCA Holdings and the Guarantors are dependent primarily upon distributions from CCE-I to service the Notes. The Company's guarantee cannot be enforced until repayment in full and termination of CCE-I and CCE-II's credit facilities.

Part II.  Other Information

Item 1.   Legal Proceedings


CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and on June 19, 1997, an amended complaint was filed, in the Circuit Court of Jackson County, Missouri by 269 individual plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of the CCIP II limited partnership units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of the CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions, including defenses based on applicable statutes of limitations. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.


Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information


The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for the purpose of registering its $82.0 million Senior Subordinated Notes due 1999 (the "Notes"). The registration of the Notes was completed on July 29, 1997. By August 28, 1997, all of the outstanding Series A Notes had been tendered and exchanged for Series B Senior Subordinated Notes due 1999.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         27  Financial Data Schedule

                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                     FOR THE QUARTER ENDED JUNE 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.
                                  By:  CCA Acquisition Corp.
                                       its General Partner

                                  By:  /s/ Jerald L. Kent
                                     ---------------------------------------
                                           Jerald L. Kent
                                           President and
                                           Chief Executive Officer

By:  /s/Jerald L. Kent                  September 12, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                September 12, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer