Form 10-Q
period 1997-09-30
CHARTER COMMUNICATIONS ENTERTAINMENT LP
filed 1997-11-14
CIK 1038335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------
                                   FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    ---------------------------

Commission File Number 333-26853-02


                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                    43-1723475
           --------                                    ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                                 63131
--------------------------------------------------                  -----
(Address of Principal Executive Offices)                            (Zip Code)

(Registrant's telephone number, including area code)            (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                    INDEX
                                    -----

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information
         ---------------------

Item 1.          Charter Communications Entertainment, L.P.
                 a. Balance Sheets - September 30, 1997 and December 31, 1996                              3
                 b. Statements of Operations - Three Months Ended
                    September 30, 1997 and 1996                                                            4
                 c. Statements of Operations - Nine Months Ended
                    September 30, 1997 and 1996                                                            5
                 d. Statement of Partners' Capital -Nine Months Ended September 30, 1997                   6
                 e. Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996               7
                 f. Notes to Financial Statements                                                          8

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                    11

Part II.  Other Information
          -----------------


          Item 1.        Legal Proceedings                                                                12

          Item 2.        Change in Securities - None                                                       -

          Item 3.        Defaults upon Senior Securities - None                                            -

          Item 4.        Submission of Matters to a Vote of Security Holders - None                        -

          Item 5.        Other Information  - None                                                         -

          Item 6.        Exhibits and Reports on Form 8-K                                                 12

          Signature Page                                                                                  13

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                                BALANCE SHEETS



                                                                                  September 30,     December 31,
                                                                                     1997              1996
                                                                                  -------------     ------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------
 INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS                               $252,052,568      $ 279,854,790

 SUBORDINATED NOTE RECEIVABLE FROM UNCONSOLIDATED LIMITED PARTNERSHIP              25,000,000         25,000,000

 INTEREST RECEIVABLE FROM UNCONSOLIDATED LIMITED PARTNERSHIP                        3,906,750          2,418,000
                                                                                 ------------      -------------
                                                                                 $280,959,318      $ 307,272,790
                                                                                 ============      =============

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


 NOTES PAYABLE                                                                    $82,000,000      $  82,000,000

 ACCRUED INTEREST ON NOTES PAYABLE                                                 33,268,131         22,843,403

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' CAPITAL:
  General partners                                                                         --            624,614
  Limited partners-
    Ordinary Capital Accounts                                                              --         10,543,510
    Preferred Capital Account                                                     165,691,187        191,261,263
                                                                                 ------------      -------------

           Total partners' capital                                                165,691,187        202,429,387
                                                                                 ------------      -------------
                                                                                 $280,959,318      $ 307,272,790
                                                                                 ============      =============





      The accompanying notes are an integral part of these balance sheets.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)



                                                                                     1997            1996
                                                                                 -----------      -----------
 EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                           $(7,586,107)     $(13,634,792)


 INTEREST EXPENSE                                                                 (3,606,710)       (3,199,538)



 INTEREST INCOME - UNCONSOLIDATED LIMITED PARTNERSHIP                                496,250           502,732
                                                                                ------------      ------------

           Net loss                                                             $(10,696,567)     $(16,331,598)
                                                                                ============      ============





        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                            STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                                     1997           1996
                                                                                  -----------     -----------



 EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                             $(27,802,222)   $(36,124,439)


 INTEREST EXPENSE                                                                   (10,424,728)     (9,208,060)



 INTEREST INCOME - UNCONSOLIDATED LIMITED PARTNERSHIP                                 1,488,750       1,497,268
                                                                                   ------------    ------------

           Net loss                                                                $(36,738,200)   $(43,835,231)
                                                                                   ============    ============





        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                         STATEMENT OF PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)


                                                                        Limited Partners
                                                                -------------------------------

                                                                   Ordinary         Preferred
                                                     General        Capital          Capital
                                                     Partners      Accounts          Account           Total
                                                   -----------   ------------     --------------       -----
 BALANCE, December 31, 1996                      $    624,614    $   10,543,510   $ 191,261,263       $ 202,429,387



 Net loss                                            (624,614)      (10,543,510)    (25,570,076)        (36,738,200)
                                                 ------------    --------------   -------------       -------------
 BALANCE, September 30, 1997                               --                --     165,691,187         165,691,187
                                                 ============    ==============   =============       =============





        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)



                                                                                     1997           1996
                                                                                 -----------     -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                       $(36,738,200)   $(43,835,231)

  Adjustments to reconcile net loss to net cash provided by operating activities-

   Equity in loss of unconsolidated limited partnerships                           27,802,222      36,124,439

   Changes in assets and liabilities-

    Interest receivable from unconsolidated limited partnership                    (1,488,750)     (1,497,268)
    Accrued interest on note payable                                               10,424,728       9,208,060
                                                                                 ------------    ------------
           Net cash provided by operating activities                                       --              --
                                                                                 ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:                                                     --              --
                                                                                 ------------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:                                                     --              --
                                                                                 ------------    ------------

 CASH, beginning and end of period                                                 $       --      $       --
                                                                                 ============    ============
 CASH PAID FOR INTEREST                                                            $       --      $       --
                                                                                 ============    ============


 CASH PAID FOR TAXES                                                               $       --      $       --
                                                                                 ============    ============





        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

In September 1995, the assets of certain cable television systems purchased in January 1995 were contributed from CCA Acquisition Corp. (CAC) and its wholly owned subsidiary, Cencom Cable Entertainment, Inc., (CCE), respectively, to Charter Communications Entertainment, L.P. (the "Partnership"). CAC and CCE owned and operated the systems during the first nine months of 1995. These systems were contributed to a newly formed partnership, Charter Communications Entertainment I, L.P. (CCE-I). The Partnership, CAC, CCE and CCE-I are all indirectly owned approximately 85% by Kelso Investment Associated V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals, and approximately 15% by Charter Communications, Inc. (Charter). Therefore, this series of transactions is a reorganization under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements reflect the activity of these systems for the entire year.

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


3.  INVESTMENTS IN UNCONSOLIDATED LIMITED PARTNERSHIPS:

Summary financial information of CCE-I and CCE-II for the three and nine month periods ended September 30, 1997 and 1996 is as follows:


                                                  Charter Communications Entertainment I, L.P.

                                       For the Three Months Ended              For the Nine Months Ended

                                     September 30,       September 30,       September 30,      September 30,
                                     -------------       -------------       -------------      -------------
                                         1997               1996                 1997               1996
                                         ----               ----                 ----               ----
 Service revenues                      $42,702,900       $ 36,773,541        $125,175,525       $104,604,289



 Income (loss) from operations           4,670,001         (1,838,527)         12,598,709         (2,421,632)


 Net loss                             $  4,987,654       $(11,025,994)       $(16,428,559)      $(27,993,949)



                                                Charter Communications Entertainment II, L.P.
                                                ---------------------------------------------
                                        For the Three Months Ended              For the Nine Months Ended
                                    September 30,       September 30,       September 30,      September 30,
                                    -------------       -------------       -------------      -------------
                                         1997               1996                 1997               1996
                                         ----               ----                 ----               ----
 Service revenues                     $ 24,429,069        $22,312,458         $71,773,215        $66,781,032


 Income from operations                  1,394,475          1,183,864           3,766,586          3,606,922



 Net loss                              $(2,770,688)       $(2,918,362)       $(12,004,885)       $(8,950,660)

As of September 30, 1997, CCE-I provided cable television service to approximately 346,700 basic subscribers in Connecticut, Illinois, Massachusetts, Missouri, and New Hampshire, and CCE-II provided cable television service to approximately 172,100 basic subscribers in southern California.

4.  LITIGATION:

The Partnership is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on the Partnership's financial position or results of operations.

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997 the court granted in part and denied in part defendants motion for summary judgment. Plaintiffs have filed a motion to alter or amend the court's order. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and two amended complaints subsequently filed, in the Circuit Court of Jackson County, Missouri by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs alleged that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions. CCE intends to defend the actions vigorously. CCE is not able to project the expenses which will be associated with the actions or to predict any potential outcome or financial impact.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. The Partnership is not able at this early stage to project the expenses which will be associated with this action or to predict any potential outcome or financial impact.

CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Since Charter Communications Entertainment, L.P. (the "Company") is a guarantor of the $82.0 million Senior Subordinated Notes due 1999 (the "Notes"), an obligation of CCA Holdings Corp. ("CCA Holdings"), it is required to record the
debt as a liability for financial reporting purposes.   Refer to CCA Holdings
quarterly report for the period ended September 30, 1997 filed on Form 10-Q for additional information.

Equity in Loss of Unconsolidated Limited Partnerships

Equity in loss of unconsolidated limited partnerships pertains to the Company's share of losses in Charter Communications Entertainment I, L.P. ("CCE-I") and Charter Communications Entertainment II, L.P. ("CCE-II"). The Company maintains a 97.78% non-controlling investment in both these entities. Equity in loss of unconsolidated limited partnerships decreased by 44.4% and 23.0% to $7,586,107 and $27,802,222 for the three and nine months ended September 30, 1997, respectively, when compared to similar periods of 1996. These fluctuations are due to results at CCE-I and CCE-II for the three and nine months ended September 30, 1997.

Interest Expense

Interest expense increased by 12.7% and 13.2% to $3,606,710 and $10,424,728 for the three and nine months ended September 30, 1997, respectively, when compared to similar period of 1996. The increase is attributed to the semi-annual compounding inherent in the $82.0 million Senior Subordinated Notes due 1999 (the "Notes").

Net Loss

Net loss decreased by 34.5% and 16.2% to $10,696,567 and $36,738,200 for the three and nine months ended September 30, 1997 when compared to similar periods of 1996. The decrease in net loss is primarily due to the decrease in the equity in loss of unconsolidated limited partnerships, offset partially by an increase in interest expense.

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

Part II.
Other Information

Item 1.  Legal Proceedings

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. The Company is not able at this early stage to project the expenses which will be associated with this action or to predict any potential outcome or financial impact.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information  - None

Item 6.  Exhibits and Reports on Form 8-K

    A.   Exhibits
         27  Financial Data Schedule

    B.   Reports on Form 8-K - None

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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



                             CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.
                               By:  CCA Acquisition Corp.
                                    its General Partner

                               By:  /s/ Jerald L. Kent
                                   --------------------------------------
                                        Jerald L. Kent
                                        President and
                                        Chief Executive Officer


By:  /s/Jerald L. Kent                          November 13, 1997
    ----------------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                        November 13, 1997
    ----------------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer