Form 10-K405
period 1997-12-31
CHARTER COMMUNICATIONS ENTERTAINMENT LP
filed 1998-03-30
CIK 1038335

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------

                       Commission file number 333-26853-02
                         ------------------------------
                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                     43-1723475
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

12444 Powerscourt Drive Suite 400
St. Louis, Missouri                                     63131
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (314) 965-0555
                         ------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None
                         ------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

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

     Indicate by check mark if disclosure of delinquent filers Pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated into this Report by reference: CCA Holdings Corp. Form 10-K for year ended December 31, 1997, incorporated by reference into Part IV

================================================================================

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                          PART I

Item 1.  Business........................................................................................................3
Item 3.  Legal Proceedings...............................................................................................5
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................5

                                                         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................................6
Item 6.  Selected Financial Data.........................................................................................7
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................7
Item 8.  Financial Statements and Supplementary Data.....................................................................8
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................8

                                                         PART III

Item 10.  Directors and Executive Officers of the Registrant.............................................................9
Item 11.  Executive Compensation........................................................................................10
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................................10
Item 13.  Certain Relationships and Related Transactions................................................................11

                                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports Form 8-K..................................................15

                                     PART I


ITEM 1. BUSINESS

GENERAL

Charter Communications Entertainment, L.P. ("CCE-LP" or the "Company") commenced operations in September 1995 and serves as a holding company for limited partnership interests in Charter Communications Entertainment I, L.P. ("CCE-I") and Charter Communications Entertainment II, L.P. ("CCE-II"), both of which own, operate and develop cable television systems. CCE-LP's interests in CCE-I and CCE-II are accounted for under the equity method for financial reporting purposes. CCE-LP's two general partners are CCA Acquisition Corp. ("CAC") [which is a wholly-owned subsidiary of CCA Holdings Corp. ("Holdings")] and CCT Holdings Corp. ("CCT"). Holdings and CCT are commonly controlled affiliates. CCE-LP maintains its principal executive offices at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and their telephone number is (314) 965-0555, and has no employees.

CCE-I owns, operates and develops cable television systems which lie principally within two geographic areas: northeastern and western Connecticut and central Massachusetts and the St. Louis, Missouri metropolitan area, including eastern Missouri and southwestern Illinois, and CCE-II owns, operates and develops cable television systems in the Los Angeles and Riverside metropolitan areas of southern California. The cable assets of CCE-I and CCE-II are collectively referred to herein as the "Systems".

The Company receives management services and administrative support for its operations from Charter Communications, Inc. ("Charter") pursuant to the terms of a management agreement. See "Item 13. Certain Relationships and Related Transactions." Charter is a privately-held multi-system operator and manager of cable television systems serving in excess of one million subscribers. Charter has an equity interest in both Holdings and CCT. See "Item 12. Security Ownership of Certain Beneficial Owners an Management."

Additional information on the business and operations of Holdings and CAC, including the operations of CCE-I, can be found in the Form 10-K filings for the year ended December 31, 1997 made with the Securities and Exchange Commission by Holdings and CAC.

SIGNIFICANT TRANSACTIONS IN 1997

In connection with the issuance of subordinated notes by its parent, Holdings, CAC issued a guarantee of such notes. On February 10, 1997, in connection with a secondary offering of subordinated notes of Holdings outstanding since January 18, 1995, Holdings issued to the secondary purchasers $82,000,000 million aggregate principal amount of Senior Subordinated Notes due 1999 (the "Notes") pursuant to an Indenture with Harris Trust and Savings Bank (the "Indenture"). (See "Item 7. Management's Discussio and Analysis of Financial Condition and Results of Operations.") The Notes were issued pursuant to a "Rule 144A" transaction exempt from registration under the Securities Act of 1933 (the "1933 Act"). On August 28, 1997, Holdings exchanged the Notes for similar Notes registered under the 1933 Act. The obligations on the Notes are guaranteed by CAC, CCE-LP, and Cencom Cable Entertainment ("Cencom") (which is a limited partner of CCE-LP and wholly-owned subsidiary of CAC). (See "Item 13. Certain Relationships and Related Transactions.")

BACKGROUND AND OWNERSHIP STRUCTURE

CCE-LP was organized in 1995 as a Delaware limited partnership and has two general partners, CAC (which is wholly owned by Holdings), and CCT. Ownership interests in Holdings and CCT are held by Kelso Investments Associates V, L.P. and its affiliate (collectively "Kelso") and certain other individuals, on the one hand, and Charter, on the other hand, which maintain an 85% and 15% interest, respectively. As a result of its investment, Kelso can exercise effective control over the management and affairs of the Company

CCT, CAC and Cencom each hold limited partnership interests in CCE-LP. Each of CCT and CAC also holds a 1% general partnership interest in CCE-LP. CAC also holds a 1.22% general partnership interest in CCE-I, a 1.22% limited partnership interest in CCE-II, CCT also holds a 1.0% general partnership interest in CCE-II, and a 1.0% limited partnership interest in CCE-I. CCE-LP holds a 97.78% limited partnership interest in each of CCE-I and CCE-II. CCE-I owns all of the equity interests in, and is the manager of, Cable Advertising of St. Louis, LLP.

                                 [FLOWCHART]

Item 2.  Properties
CCE-LP does not own any assets except for its equity interests in CCE-I and CCE-II.


ITEM 3.  LEGAL PROCEEDINGS

CCE-LP is not a party to any legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matters were submitted to the security holders of CCE-LP.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CCE-LP is privately held and, accordingly, there exists no public trading market for its equity securities. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management." and "Item 13. Certain Relationships and Related Transactions - The Notes and Stockholders' Agreement

During 1996 and 1997, CCE-LP did not make any distributions to its partners. Because of applicable restrictions of the CCE-I and CCE-II bank credit facilities, the provisions of the CCE-LP Partnership Agreement, and CCE-LP's outstanding guarantee of the Notes, no distribution are expected to be paid by CCE-LP in the future until the Notes and the CCE-I and CCE-II bank credit facilities have been repaid. (See "Item 13. Certain Relationships and Related Transactions. - The Partnership Agreements and Guarantees)

ITEM 6.  SELECTED FINANCIAL DATA

                                                          As of and for the Year Ended December 31,
                                            ------------------------------------------------------------------
                                               1997                       1996                       1995
                                            ------------               ------------               ------------
  Statement of Operations Data:
   Equity in loss of unconsolidated
     limited partnership                    $(44,722,548)              $(45,968,911)              $(34,730,760)
   Interest Expense                          (14,076,009)               (12,404,598)               (10,438,805)
   Interest Income                             1,985,000                  1,918,000                    500,000
                                            ------------               ------------               ------------

Net Loss                                     (56,813,557)               (56,455,509)               (44,669,565)

Balance Sheet Data:
   Total Assets                             $264,535,242               $307,272,790               $351,323,701
   Long-term Obligations, including
       current maturities                    118,919,412                104,843,403                 92,438,805
   Total Partners' Capital                   145,615,830                202,429,387                258,884,896

Miscellaneous Data:
   Ratio of Earnings to Fixed Charges1               --                          --                         --

---------------
(1) Ratio of earnings to fixed charges is calculated using income from continuing operations adding back fixed charges; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the years ended December 31, 1997, 1996 and 1995 were insufficient to cover the fixed charges by $56,813,557, $56,455,509 and $44,669,565, respectively. As a result of such insufficiencies, these ratios are not presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Equity in Loss of Unconsolidated Limited Partnerships. Equity in loss of unconsolidated limited partnerships pertains to CCE-LP's share of losses in CCE-I and CCE-II. CCE-LP maintains a 97.78% non-controlling investment in each of these entities. Equity in loss of unconsolidated limited partnerships was $34.7 million for 1995, $46.0 million for 1996 and $44.7 million for 1997. Fluctuations between years in the amount of loss recognized by CCE-LP are a result of fluctuations in the net losses of CCE-I and CCE-II.

Interest Expense. Interest expense of CCE-LP is related to the semi-annual compounding of the Notes, which had an initial principal amount of $82,000,000 in January 1995. Interest accrued on the Notes during 1997, 1996 and 1995 at a rate of 13%, compounding on June 30 and December 31. Interest expense increased from $10.4 million in 1995 to $12.4 million in 1996 to $14.1 million in 1997.

Interest Income. Interest income from unconsolidated limited partnership refers to the accrued interest income recognized by CCE-LP on a subordinated note receivable from CCE-II.

Net Loss. Net loss increased from $44.7 million for 1995 to $56.5 million for 1996, primarily as a result of the increase in equity in loss of unconsolidated partnerships. Net loss increased from $56.5 million for 1996 to $56.8 million for 1997, primarily as a result of an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES


CCE-LP has no operations or significant assets other than its investments in CCE-I and CCE-II.

CCE-LP has issued a guarantee of payment to the holders of the Notes. Accordingly, the Notes have been reflected as a liability of CCE-LP for financial reporting purposes. The Notes are also guaranteed by CAC and Cencom (with CCE-LP, collectively the "Guarantors"). The guarantee of CCE-LP cannot be enforced until repayment in full and termination of both CCE-I's and CCE-II's credit facilities and any other senior indebtedness of CCE-II. As of December 31, 1997, the total obligation for principal plus accrued interest for the Notes was $118.9 million. See" "Item 13. Certain Relationships and Related Transactions - The Guarantees."

The Guarantors are dependent primarily upon distributions from CCE-I to service the Notes. To date, CCE-LP has received no distribution from either CCE-I or CCE-II. At such time as CCE-LP does receive any distribution from CCE-I or CCE-II, however, it is anticipated that the provisions of the CCE-LP Partnership Agreement will result in only those distributions that CCE-LP receives from CCE-I being available for CCE-LP's distribution to CAC and Cencom for ultimate use toward repayment of the Notes. Any distributions received by CCE-LP from CCE-II will not be available for servicing the Notes except in very limited circumstances. See "Item 13. Certain Relationships and Related Transactions - The Partnership Agreements."



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Schedules" on Page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1997, CCE-LP was not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CCE-LP has no directors or executive officers. CAC and CCT, the general partners of CCE-LP, jointly manage the business and affairs of, and have general responsibility and ultimate authority in all matters affecting the business of CCE-LP. The following table sets forth certain information, as of March 15, 1998, with respect to the executive officers, the chief financial officer and directors of CAC and CCT.



          NAME                   AGE          POSITION WITH CAC AND CCT                   YEAR FIRST ELECTED
          ----                   ---          -------------------------                   ------------------
  Jerald L. Kent                 41           President, Chief Executive Officer
                                                 and Director                                    1994

  Howard L. Wood                 58           Vice Chairman and Director                         1994

  George E. Matelich             42           Director                                           1995

  Frank T. Nickell               50           Director                                           1995

  Thomas R. Wall IV              39           Director                                           1995

  Barry L. Babcock               51           Chairman                                           1994

  Kent D. Kalkwarf               38           Senior Vice President and Chief                    1995
                                                 Financial Officer



BUSINESS EXPERIENCE

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA") as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992.

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Vice Chairman of the Board of Charter. Mr. Wood also co-founded CCG in 1992. Prior to that time, he was associated with CCA, which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992.

Mr. Matelich has been a Manager Director of Kelso & Company since 1990. Mr. Matelich is also a director of Harris Specialty Chemicals, Inc., Humphreys Inc., MJD Communications, Inc., and a Trustee of The University of Puget Sound.

Mr. Nickell has been President and a director of Kelso & Company since March 1989. He is also a director of The Bear Stearns Companies Inc., Earle M. Jorgensen Company and Peebles, Inc.

Mr. Wall has been a Managing Director of Kelso & Company since 1990. Mr. Wall is also a director of AMF Bowling, Inc., Consolidated Vision Group, Inc., Cygnus Publishing, Inc., Hillside Broadcasting, Inc., IXL Holdings, Inc., Mitchell Supreme Fuel Company, Mosler Inc., Peebles Inc., 21st Century Newspapers, Inc. and TransDigm, Inc.

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman of the Board of Charter. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice president of CCA from February 1996 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992. Mr. Babcock currently serves as Chairman of the Board of Directors of the Cable Television Association (CATA), and serves on the Board of Directors of National Cable Television Association
(NCTA) and Mercantile Bank-St. Louis.

Mr. Kalkwarf, a certified public accountant, joined Charter in 1995 and now serves as Senior Vice President and Chief Financial Officer. Previously, Mr. Kalkwarf was a senior tax manager for Arthur Andersen LLP.

The stockholders of Holdings (the parent of CAC) and of CCT have entered into an agreement regarding the election of directors. See "Item 13. Certain Relationships and Related Transactions - Stockholders' Agreements."


ITEM 11.  EXECUTIVE COMPENSATION

During 1997, CCE-LP had no directors or officers, and neither CCE-LP nor its general partners, CAC and CCT, had any employees. Furthermore, during 1997, none of the executive officers or the chief financial officer of CAC, CCT, or Holdings received any compensation in his or her capacity as an officer or director of CAC, CCT, Holdings or as an employee of the CCE-I or CCE-II Systems and none of such individuals expects to receive any compensation in such capacity at any time in the future. Such individuals are compensated by Charter in their capacities as officers and employees of Charter. Charter performs management services for the Company and other companies pursuant to the terms of management agreements including the management agreement between Charter and CCE-I and Charter and CCE-II. See "Item 13. Certain Relationships and Related Transactions - Management Agreements."



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CCE-LP is beneficially owned by CAC (and therefore, also by CAC's sole shareholder, Holdings) and by CCT, both of which own a general partnership interest in CCE-LP. As a result of its ownership interest in CAC and CCT, Kelso has effective control over the management and policies of CCE-LP. The following table sets forth, as of December 31, 1997, the ownership of CCE-LP:


                                                                               % of Interest
Name of Beneficial Owner                                 Type of Interest         in CCE-LP
------------------------                                 ----------------      -------------
CCA Acquisition Corp.                                     General Partner             1%
(and its beneficial owner, CCA Holdings Corp.) (1)        Limited Partner            21%

CCT Holdings Corp. (1)                                    General Partner             1%
                                                          Limited Partner            44%

Cencom Cable Entertainment, Inc. (1)                      Limited Partner            33%

---------------
(1) The business address for these entities is: 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131.

The following table sets forth, as of December 31, 1997, the ownership of Holdings and CCT. Kelso and certain other individuals, on the one hand, and Charter, on the other hand, own 85% and 15%, respectively, of the outstanding capital stock of Holdings.

          Name and Address                                    Interest in each of                       % of
        of Beneficial Owners                                   Holdings and CCT                     Common Stock
        --------------------                                  -------------------                   ------------
KELSO INVESTMENT ASSOCIATES V, L.P. ("KIA V") (1) .............. Common Stock                         85.0%(2)
320 Park Avenue, 24th Floor
New York, New York   10022

CHARTER COMMUNICATIONS, INC. ................................... Common Stock                         15.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131


---------------
(1) The General partner of KIA V is Kelso partners V, L.P., the general partners of which are: Frank T. Nickell, George E. Matelich, Thomas R. Wall, IV and Joseph S. Schuchert, all of whom may be deemed to beneficially own all the shares held of record by KIA V, all of whom disclaim such beneficial ownership, and three of whom, Messrs. Nickell, Matelich and Wall, are directors of each of Holdings and CCT.

(2) The percentage of Common Stock includes shares owned by another limited partnership which is an affiliate of KIA V and certain unaffiliated designees of KIA V. KIA V does not beneficially own the shares of Common Stock owned by such designees.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE PARTNERSHIP AGREEMENTS

The Partnership Agreements of CCE-I and CCE-II each provide for, among other things, distributions to the partners of CCE-I and CCE-II, respectively, in accordance with their respective interests in such partnerships. Accordingly, 97.78% of all distributions by CCE-I and CCE-II will be made to CCE-LP. Through CAC, Holdings has a 1% general partnership interest in CCE-LP and a 1.22% general partnership interest in CCE-I. CCT holds a 1% general partnership interest in CCE-LP and a 1% general partnership interest in CCE-II. Certain distributions as permitted pursuant to the terms of the applicable credit facilities will be made by CCE-I and CCE-II directly to CAC and Cencom, and such amounts may be distributed by CAC and Cencom to Holdings.

Distributions received by CCE-LP from CCE-I and CCE-II, in turn, can be distributed to the partners of CCE-LP pursuant to the terms of the CCE-LP Partnership Agreement. The CCE-LP Partnership Agreement essentially directs the distributions it receives from CCE-I to CAC and Cencom, and directs the distributions received from CCE-II to CCT until the respective partners have received distributions sufficient in amount to cover such partner's non-bank acquisition indebtedness outstanding in connection with acquisition of assets now held by CCE-I and CCE-II, respectively. The Partnership Agreement of CCE-LP provides for, among other things, (i) "Preferred Capital Accounts" for CAC and Cencom, on the one hand, and CCT, on the other hand, the amounts of which correspond to the amounts owing pursuant to the Notes and the seller note executed by CCT in 1995 in connection with CCE-II's acquisition of its California Systems (the "California Note"), respectively; (ii) "Preferred Returns" for those partners with Preferred Capital Accounts, such Preferred Returns to (be equal to the interest accruing during the relevant period on the Notes and the California Note, respectively; and (iii) distributions of cash or other property such that (A) to the extent each of CAC, Cencom and CCT has a positive balance in its Preferred Capital Account, (1) amounts distributed to CCE-LP by CCE-I will be distributed to CAC and Cencom to the extent of and pro rata in accordance with the positive balances in their respective Preferred Capital Accounts and (2) amounts distributed to CCE-LP by CCE-II will be distributed to CCT to the extent of the positive balance in its Preferred Capital Account and (B) to the extent that any partner in CCE-LP has a positive balance in its Preferred Capital Account, distributions will be made to such partner to the extent of and in accordance with such positive Preferred Capital Account balance. Accordingly, while any amounts remain outstanding under both the Notes and the California

Note, distributions to CCE-LP from CCE-I will be used solely to make distributions to CAC and Cencom and distributions to CCE-LP from CCE-II will be used solely to make distributions to CCT. If the California Note is repaid prior to payment in full of all amounts payable under the Notes, then all distributions to CCE-LP from both CCE-I and CCE-II will be used to make distributions to CAC and Cencom, and vice versa. Subject to certain restrictions, CCE-LP may establish new CCE-LP subsidiaries from time to time which could have financing arrangements that result in the sharing with other creditors of distributions to CCE-LP from CCE-II and/or such new CCE subsidiaries. In connection with the creation of new CCE-LP subsidiaries, the CCE-LP Partnership Agreement's distribution provisions may be amended.

THE GUARANTEES

In conjunction with the issuance of the Notes pursuant to the Indenture, each of CAC, Cencom and CCE-LP (collectively, the "Guarantors") has irrevocably guaranteed on a subordinated basis the obligations on the Notes on substantially the same terms as the Indenture. These guarantees are limited by their terms to the proceeds of distributions received by the Guarantors from CCE-I. The CCE-LP guarantee cannot be enforced until the indefeasible repayment in full in cash of and termination of commitments to lend under the CCE-I Credit Facility, the CCE-II bank credit facility, any other senior indebtedness of CCE-II and senior indebtedness of any new CCE-LP subsidiaries. The CAC guarantee and the Cencom guarantee cannot be enforced until the indefeasible repayment in full of and termination of commitments to lend under the CCE-I credit facility.

STOCKHOLDERS' AGREEMENTS

Holdings, Charter and Kelso have entered into a stockholders' agreement ("Stockholders' Agreement") restricting the transfer by Charter and Kelso of the common stock of Holdings held by them except under certain circumstances. The Stockholders' Agreement provides Charter with certain rights to sell common stock if Kelso sells common stock to a third party, and provides Kelso with certain rights to cause Charter to sell its common stock to a third party if Kelso sells all of its common stock to such third party. Pursuant to the Stockholders' Agreement, Holdings has a right of first refusal to purchase shares in connection with a proposed sale of common stock by Charter to a third party, and Charter has a right of first negotiation pursuant to which it may make an offer to purchase common stock owned by Kelso before Kelso negotiates with a third party with respect to a sale of its common stock. In the event that the management Agreement (defined below) is terminated, or the term of the management Agreemen ends without being extended by the parties, Charter has the right to cause Holdings to purchase its shares of common stock, and Holdings has the right to cause Charter to sell its shares of common stock to Holdings. The Stockholders' Agreement provides that, in the event of a sale of all of the common stock of Holdings by Charter and Kelso, or the sale of all of the assets of Holdings, any cash to be paid or distributed to Charter and Kelso shall be allocated based upon the ownership percentages of Charter.

The Stockholders' Agreement provides that, until the earliest of January 18, 2005, the closing of an initial public offering or the termination of the Management Agreement, three of the five members of the board of directors of Holdings will be chosen by KIA V and two will be chosen by Charter.

A separate stockholders' agreement entered into between CCT, Charter and Kelso, is in effect with respect to CCT. This second agreement contains provisions similar to the CCA Stockholders' Agreement with respect to the choice of CCT's directors.

HOLDINGS REGISTRATION RIGHTS AGREEMENT

Holdings, Charter and Kelso have entered into a registration rights agreement ("Registration Rights Agreement") pursuant to which Charter and Kelso have certain rights with respect to the registration of the shares of common stock of Holdings. The Registration Rights Agreement provides that any stockholder that owns 50% or more of the "Registrable Securities" of Holdings (defined as common stock of Holdings beneficially owned by Charter, Kelso or their successors or assignees) has the right to make four requests that Holdings effect registration under the Securities Act of the Registrable Securities held by such stockholder. Kelso owns more than 50% of the stock of Holdings. The Registration Rights Agreement also provides that at any time after an initial public offering of equity securities of Holdings, Charter will have the right to make up to two requests that Holdings effect registration under the Securities Act of any of the Registrable Securities held by Charter. In the event that Holdings proposes to register any of its equity securities under the Securities Act, the

Registration Rights Agreement provides that Holdings must give notice to all holders of Registrable Securities and, upon request of any such holder, use its best efforts to effect the registration of the Registrable Securities held by such person, subject to customary cut-back provisions.

CONTINGENT PAYMENT AGREEMENT

Pursuant to an agreement entered into among Cencom Cable Television, Inc. (the "Gaylord Affiliate"), CCE-LP and CCT (the "Contingent Payment Agreement") in connection with the California Note, until such time as the California Note is paid in full, the holder of the California Note is entitled to certain protections upon the occurrence of certain of the following events. The Contingent Payment Agreement provides for payments to be made to the Gaylord Affiliate if the California Note remains unpaid and CC receives a distribution from CCE-LP, CCE-I or CCE-II that is not used by CCT to pay outstanding principal on the California Note or certain expenses. The Contingent Payment Agreement also provides that if Kelso or Charter sells any equity securities of CCT, or if CCT or Holdings sells any assets, including the partnership interests of either in subsidiary partnerships, then CCE-LP will be required to pay the Gaylord Affiliate an amount determined according to formulas set forth in the Contingent Payment Agreement. The ability of CCE-LP to make any of the foregoing payments to the Gaylord Affiliate is limited by the terms of the Indenture, which precludes certain distributions by CCE-LP and CCE-I until the CCE-I Credit Facility and the Notes are paid in full. The Contingent Payment Agreement further provides that upon an initial public offering by CCT, CCE-LP or Holdings, the Gaylord Affiliate will receive certain amounts of the publicly-offered securities.

MANAGEMENT AGREEMENT

Pursuant to a management agreement entered into between CCE-I and Charter (the "Management Agreement"), Charter is responsible for managing the day-to-day operations of the CCE-I systems. The term of the Management Agreement is 10 years, subject to earlier termination for Cause (as defined in the Management Agreement) or upon the sale of the CCE-I systems which are the subject of the Management Agreement. Annual management fees paid to Charter by CCE-I with respect to the year ended December 31, 1997 were $4.8 million. In addition, as of December 31, 1997, Charter had earned an accrued but unpaid bonus from CCE-I of approximately $4.0 million, of which $1.9 million was recorded during 1997. The payment of the bonuses payable by CCE-I is deferred until termination of the CCE-I Credit Facility. The base amount of annual management fees pursuant to the CCE-I Management Agreement payable to Charter was $4,845,000 as of December 31, 1997.

CCE-II and Charter are parties to a management agreement, which, like the CCE-I Management Agreement, provides for payment of management fees to Charter. Annual management fees paid to Charter by CCE-II with respect to the year ended December 31, 1997 were $3.2 million. In addition, as of December 31, 1997, Charter had earned an accrued but unpaid bonus from CCE-II of approximately $161,000, $12,000 of which was recorded during 1997. The payment of the bonuses payable by CCE-II is deferred until termination of the CCE-II bank credit facility. The base amount of annual management fees pursuant to the CCE-II Management Agreement payable to Charter was $3.2 million as of December 31, 1997.

TRANSACTION AND ADVISORY FEES

In connection with specific acquisitions and financing transactions by CCE-I and CCE-II, Kelso & Company (an affiliate of Kelso) and Charter are typically each paid financial advisory and investment banking fees. Such fees are calculated as a percentage of the transaction, based upon the size of the transaction. Neither Kelso and Company nor Charter received any investment banking fees during the year ended December 31, 1997 from CCE-I or CCE-II. The financial advisory fees paid to Kelso & Company by CCE-I were approximately $553,000 with respect to the year ended December 31, 1997. The financial advisory fees paid to Kelso & Company by CCE-II were approximately $400,000 with respect to the year ended December 31, 1997.

LONG BEACH INVESTMENT BY CCE-II

On May 23, 1997, CCE-II made a $25.0 million investment (the "Long Beach Investment") in Long Beach Acquisition Corp. ("LBAC"), in connection with the acquisition of LBAC by an affiliate of CCT and Holdings. LBAC owns cable television systems serving communities in Long Beach, California. The Long Beach Investment was in the form of a note convertible into 27.5% of the stock of LBAC. In connection with the Long Beach Investment, CCE-II and LBAC became jointly and severally liable under the CCE-II credit facility.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements:
          See Index to Financial Statements and Schedules on page F-1 of this Report.

      2.  Financial Statement Schedules:
          See Index to Financial Statements and Schedules on page F-1 of this Report.

      3.  Exhibits:
          See Index on Page E-1 of this Report.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                         CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.
                         By:  CCA Acquisition Corp, its General Partner


                         By:         /s/ Jerald L. Kent
                            --------------------------------------------------
                              Name:      Jerald L. Kent
                              Title:     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities (as to the General Partner) and on the date indicated.


Signature and Title                                                                Date
-------------------                                                                ----
 By:  /s/ Jerald L. Kent                                                       March 27, 1998
    ------------------------------------------------------------------
    Jerald L. Kent
    President, Chief Executive Officer and Director


 By:  /s/ Howard L. Wood                                                       March 27, 1998
    ------------------------------------------------------------------
    Howard L. Wood
    Chairman and Director


 By: /s/ Kent D. Kalkwarf                                                      March 27, 1998
    ------------------------------------------------------------------
    Kent D. Kalkwarf
    Senior Vice President and Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)


 By: /s/ George E. Matelich                                                    March 27, 1998
    ------------------------------------------------------------------
    George E. Matelich
    Director


 By: /s/ Frank T. Nickell                                                      March 27, 1998
    ------------------------------------------------------------------
    Frank T. Nickell
    Director


 By: /s/ Thomas R. Wall IV                                                     March 27, 1998
    ------------------------------------------------------------------
    Thomas R. Wall IV
    Director


                  CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page
                                                                           ----
REGISTRANT'S FINANCIAL STATEMENTS:                                          F-2
   Report of Independent Public Accountants                                 F-3
   Balance Sheets as of December  31, 1997 and 1996                         F-4
   Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                                       F-5
   Statements of Partners' Capital (Deficit) for the years ended
     December 31, 1997, 1996 and 1995                                       F-6
   Statements of Cash Flows for the years ended December 31,
     1997, 1996 and 1995                                                    F-7
   Notes to Financial Statements

CHARTER COMMUNICATIONS ENTERTAINMENT I, L.P. FINANCIAL STATEMENTS:  (1)
   Report of Independent Public Accountants
   Balance Sheets as of December 31, 1997 and 1996
   Statements of Operations for the years ended December 31, 1997, 1996, and
     1995
   Statements of Partners' Capital (Deficit) for the years ended December 31,
     1997, 1996 and 1995
   Statement of Cash Flows for the years ended December 31, 1997, 1996, and
     1995
   Notes to Financial Statements

CHARTER COMMUNICATIONS ENTERTAINMENT II, L.P. FINANCIAL STATEMENTS:  (1)
   Report of Independent Public Accountants
   Balance Sheets as of December 31, 1997 and 1996
   Statements of Operations for the years ended December 31, 1997 and 1996 and the period from inception (April 20, 1995) to December 31, 1995
   Statements of Partners' Capital (Deficit) for the years ended December 31,
     1997 and 1996 and the period from inception (April 20, 1995) to December 31, 1995
   Statements of Cash Flows for the years ended December 31, 1997 and 1996, and the period from inception (April 20, 1995) to December 31, 1995
   Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES FOR ENTITIES LISTED ABOVE:
   None required


--------------------
(1) All of these financial statements are incorporated by reference from the Form 10-K for the year ended December 31, 1997 as filed by CCA Holdings Corp.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Charter Communications Entertainment, L.P.:


We have audited the accompanying balance sheets of Charter Communications Entertainment, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Entertainment, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   February 6, 1998

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996

                                                                                     1997             1996
                                                                                 ------------     ------------
                                  ASSETS
                                  ------
INVESTMENTS IN UNCONSOLIDATED LIMITED PARTNERSHIPS                               $235,132,242     $279,854,790

SUBORDINATED NOTE RECEIVABLE FROM UNCONSOLIDATED LIMITED PARTNERSHIP
                                                                                   25,000,000       25,000,000

INTEREST RECEIVABLE FROM UNCONSOLIDATED LIMITED PARTNERSHIP
                                                                                    4,403,000        2,418,000
                                                                                 ------------     ------------
                                                                                 $264,535,242     $307,272,790
                                                                                 ============     ============

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                    -------------------------------------------

NOTE PAYABLE                                                                     $ 82,000,000     $ 82,000,000

ACCRUED INTEREST ON NOTE PAYABLE                                                   36,919,412       22,843,403

PARTNERS' CAPITAL (DEFICIT):
     General partners                                                              (3,836,797)         624,614
     Limited partners-
     Ordinary Capital Accounts                                                    (64,759,988)      10,543,510
     Preferred Capital Account                                                    214,212,615      191,261,263
                                                                                 ------------     ------------
           Total partners' capital                                                145,615,830      202,429,387
                                                                                 ------------     ------------
                                                                                 $264,535,242     $307,272,790
                                                                                 ============     ============



      The accompanying notes are an integral part of these balance sheets.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                            STATEMENTS OF OPERATIONS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          1997              1996              1995
                                                                      ------------      ------------      ------------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                 $(44,722,548)     $(45,968,911)     $(34,730,760)

INTEREST EXPENSE                                                       (14,076,009)      (12,404,598)      (10,438,805)

INTEREST INCOME - UNCONSOLIDATED LIMITED PARTNERSHIP                     1,985,000         1,918,000           500,000
                                                                      ------------      ------------      ------------
           Net loss                                                    (56,813,557)      (56,455,509)      (44,669,565)

PREFERRED RETURN                                                       (22,951,352)      (20,492,278)       (5,081,095)
                                                                      ------------      ------------      ------------
                                                                       (79,764,909)      (76,947,787)      (49,750,660)
                                                                      ------------      ------------      ------------
NET LOSS ALLOCATION:
   General partners                                                     (4,461,411)       (4,303,844)       (2,782,632)
   Limited partners - Preferred Capital Account                               -                 -                 -
                                                                      ------------      ------------      ------------
                                                                        (4,461,411)       (4,303,844)       (2,782,632)
                                                                      ------------      ------------      ------------
NET LOSS APPLICABLE TO LIMITED PARTNERS -
   ORDINARY CAPITAL ACCOUNTS                                          $(75,303,498)     $(72,643,943)     $(46,968,028)
                                                                      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          Limited Partners
                                                                   -----------------------------

                                                                     Ordinary        Preferred
                                                    General          Capital          Capital
                                                    Partners         Accounts         Account              Total
                                                   -----------     ------------     ------------        ------------
BALANCE, January 1, 1995                           $         -     $          -     $       -           $       -

   Partners' capital contributions                   7,711,090      130,155,481      165,687,890         303,554,461
   Net loss                                         (2,498,438)     (42,171,127)            -            (44,669,565)
   Preference allocation                              (284,194)      (4,796,901)       5,081,095                -
                                                   -----------     ------------     ------------        ------------
BALANCE, December 31, 1995                           4,928,458       83,187,453      170,768,985         258,884,896

   Net loss                                         (3,157,670)     (53,297,839)            -            (56,455,509)
   Preference allocation                            (1,146,174)     (19,346,104)      20,492,278                -
                                                   -----------     ------------     ------------        ------------
BALANCE, December 31, 1996                             624,614       10,543,510      191,261,263         202,429,387

   Net loss                                         (3,177,696)     (53,635,861)            -            (56,813,557)
   Preference allocation                            (1,283,715)     (21,667,637)      22,951,352                -
                                                   -----------     ------------     ------------        ------------
BALANCE, December 31, 1997                         $(3,836,797)    $(64,759,988)    $214,212,615        $145,615,830
                                                   ===========     ============     ============        ============



        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                            STATEMENTS OF CASH FLOWS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997              1996             1995
                                                                               ------------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(56,813,557)     $56,455,509)     $ 44,669,565)
     Adjustments to reconcile net loss to net cash provided by
         operating activities- Equity in loss of unconsolidated
         limited partnerships                                                    44,722,548       45,968,911        34,730,760
         Changes in assets and liabilities-
           Interest receivable from unconsolidated limited partnership           (1,985,000)      (1,918,000)         (500,000)
           Accrued interest on note payable                                      14,076,009       12,404,598        10,438,805
                                                                               ------------      -----------      ------------
           Net cash provided by operating activities                                   -                -                 -
                                                                               ------------      -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in unconsolidated limited partnerships                                -                -         (360,554,461)
                                                                               ------------      -----------      ------------
           Net cash used in investing activities                                       -                -         (360,554,461)
                                                                               ------------      -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   General partners' contributions                                                     -                -            7,711,090
   Limited partners' contributions                                                     -                -          295,843,371
     Issuance of note receivable to unconsolidated limited partnership                 -                -          (47,000,000)
     Payments on note receivable from unconsolidated limited partnership               -                -           22,000,000
   Proceeds from note payable                                                          -                -           82,000,000
                                                                               ------------      -----------      ------------
           Net cash provided by financing activities                                   -                -          360,554,461
                                                                               ------------      -----------      ------------

CASH, beginning and end of year                                                $       -         $      -         $       -
                                                                               ============      ===========      ============

CASH PAID FOR INTEREST                                                         $       -         $      -         $       -
                                                                               ============      ===========      ============

CASH PAID FOR TAXES, net of refunds                                            $       -         $      -         $       -
                                                                               ============      ===========      ============

        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

In connection with a reorganization under common control, the assets of certain cable television systems located in Connecticut and Missouri were contributed from CCA Acquisition Corp. (CAC) and its wholly owned subsidiary, Cencom Cable Entertainment, Inc. (CCE), respectively, to Charter Communications Entertainment, L.P. (CCE, L.P. or the "Partnership"). CAC and CCE owned and operated the systems during the first nine months of 1995. These systems were contributed to a newly formed partnership, Charter Communications Entertainment I, L.P. (CCE-I). The Partnership, CAC, CCE and CCE-I are all approximately 85% owned by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals, and approximately 15% by Charter Communications, Inc. (Charter), manager of cable television systems. This series of transactions has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements reflect the activity of these systems for the entire year ended December 31, 1995.

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (Hallmark) (the "Crown Transaction"). In September 1995, CCT Holdings Corp. (CCT Holdings) acquired certain cable television systems from Gaylord Entertainment Company, Inc. (Gaylord). On September 29, 1995, CAC and CCT Holdings, an entity affiliated by common ownership with CCA Holdings Corp. (CCA Holdings), the parent company of CAC, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord. Upon execution of the Asset Exchange Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CCA Holdings owns a 55% interest and CCT Holdings owns a 45% interest in the operations of CCE-I and CCE-II, respectively. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CCA Holdings.

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

Investment in Unconsolidated Limited Partnerships

The Partnership has a 97.78% limited partnership interest in both CCE-I and CCE-II. CCE-I is controlled by CAC and CCE-II is controlled by CCT Holdings through their general partnership interests and provisions within the various partnership agreements; therefore, the Partnership's investment in these entities is accounted for using the equity method of accounting. Under this method, the investments are originally recorded at cost and are subsequently adjusted to recognize the Partnership's share of net earnings or losses as they occur and distributions when received.

Income Taxes

Income taxes are the responsibility of the partners and as such are not provided in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVESTMENTS IN UNCONSOLIDATED LIMITED PARTNERSHIPS:

Summary financial information of CCE-I and CCE-II as of December 31, 1997 and 1996, and for the years then ended and for the year ended December 31, 1995, for CCE-I, and the period from inception (April 20, 1995) to December 31, 1995, for CCE-II, which is not consolidated with the operating results of the Partnership, is as follows:

                                                                   CCE-I
                                                      ------------------------------
                                                               As of December 31
                                                      ------------------------------
                                                          1997              1996
                                                      ------------      ------------
Current assets                                        $  8,654,394      $  8,999,959
  Noncurrent assets - primarily investment in
    cable television properties                        629,918,900       657,011,095
                                                      ------------      ------------
           Total assets                               $638,573,294      $666,011,054
                                                      ============      ============

Current liabilities                                   $ 50,343,028      $ 28,518,335
Long-term debt                                         437,295,000       462,120,000
Other long-term liabilities                              5,502,274         2,848,479
Partners' capital                                      145,432,992       172,524,240
                                                      ------------      ------------
           Total liabilities and partners'capital     $638,573,294      $666,011,054
                                                      ============      ============

                                                                   Year Ended December 31
                                                      ------------------------------------------------
                                                         1997               1996              1995
                                                      ------------      ------------      ------------

Service revenues                                      $169,324,522      $143,023,261      $ 99,689,410
                                                      ============      ============      ============

Income (loss) from continuing operations              $ 11,619,225      $  1,106,166      $ (6,946,137)
                                                      ============      ============      ============

Net loss                                              $(27,091,248)     $(35,552,609)     $(31,423,151)
                                                      ============      ============      ============

As of December 31, 1997, CCE-I provided cable television service to approximately 350,300 basic subscribers in Connecticut, Illinois, Massachusetts, Missouri and New Hampshire.

                                                                  CCE-II
                                                      ------------------------------
                                                              As of December 31
                                                      ------------------------------
                                                          1997              1996
                                                      ------------      ------------
Current assets                                        $  5,482,625      $ 10,904,830
  Noncurrent assets - primarily investment in
    cable television properties                        362,850,452       338,316,421
                                                      ------------      ------------
           Total assets                               $368,333,077      $349,221,251
                                                      ============      ============

Current liabilities                                   $ 14,269,423      $ 12,949,304
Long-term debt                                         228,500,000       194,000,000
Other long-term liabilities                             29,888,353        27,949,964
Partners' capital                                       95,675,301       114,321,983
                                                      ------------      ------------
           Total liabilities and partners' capital    $368,333,077      $349,221,251
                                                      ============      ============


                                                                  Period Ended December 31
                                                      ------------------------------------------------
                                                          1997               1996               1995
                                                      ------------      ------------      ------------
Service revenues                                      $ 96,659,228      $ 90,368,332      $ 21,156,209
                                                      ============      ============      ============

Income from operations                                $  1,603,828      $  5,039,834      $    983,638
                                                      ============      ============      ============

Net loss                                              $(18,646,682)     $(11,459,982)     $ (3,458,535)
                                                      ============      ============      ============

As of December 31, 1997, CCE-II provided cable television service to approximately 173,000 basic subscribers in southern California.

3. SUBORDINATED NOTE RECEIVABLE FROM UNCONSOLIDATED LIMITED PARTNERSHIP:

In conjunction with the Gaylord acquisition, the Partnership issued a Promissory Note (the "CCE-II Note") to CCE-II in the amount of $47.0 million. Immediately upon closing of the acquisition, CCE-II used proceeds from borrowings under its revolving credit and term loan facility (the "CCE-II Credit Agreement") to repay $22.0 million on the CCE-II Note. All principal or interest amounts due under the CCE-II Note are subordinated with respect to the CCE-II Credit Agreement. The CCE-II Note matures on March 31, 2005. The CCE-II Note bears interest at an annual rate equal to the weighted average interest rate payable on the loans outstanding under the CCE-II Credit Agreement which was 7.82% and 7.66% during 1997 and 1996, respectively. The interest rates ranged from 7.00% to 7.96% and 7.19% to 7.75% at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the principal amount due under the CCE-II Note is included in Subordinated note receivable from unconsolidated limited partnership and accrued interest related to the CCE-II Note is included in Interest receivable from unconsolidated limited partnership on the accompanying balance sheet.

4.  NOTE PAYABLE:

In connection with the Crown Transaction, the Partnership issued a guarantee of payment to the holder of the HC Crown Note. Accordingly, the debt has been reflected as a liability of the Partnership in the accompanying financial statements. The HC Crown Note is also guaranteed by CAC and CCE. The HC Crown
Note is an unsecured obligation. The HC Crown Note is limited in aggregate principal amount to $82.0 million and has a stated maturity date of December 31, 1999 (the "Stated Maturity Date"). Interes accrues at 13% per annum, compounded semiannually, but is not due and payable until the Stated Maturity Date. If principal plus accrued interest is not paid at the Stated Maturity Date, or if there are any other events of default, the annual rate at which interest accrues will initially increase to 18% and will increase by an additional 2% on each successive anniversary of the Stated Maturity Date (up to 26%) until the HC Crown Note is repaid; in addition, a 3% default rate of interest can, in certain instances, be in effect simultaneously with the stated rate of interest on the HC Crown Note. The HC Crown Note is redeemable in whole or in part at the option of CCA Holdings at any time, without premium or penalty, provided that accrued interest is paid on the portion of the HC Crown Note so redeemed.

Borrowings under the HC Crown Note are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt (excluding the HC Crown Note) to adjusted consolidated annualized operating cash flow, as defined, not to exceed 6.75 to 1 at December 31, 1997. In addition to the subordination in right of payment provisions contained in the HC Crown Note, the HC Crown Note is subject to a subordination agreement in favor of senior bank debt of CCE-I. Pursuant to the subordination agreement, substantially all rights and remedies under the HC Crown Note, including the rights to accelerate the maturity upon an event of default (including a payment of default), are suspended until the obligations under CCE-I's Credit Agreement (the "CCE-I Credit Agreement") are paid in full.

The HC Crown Note is subordinated to the CCE-I Credit Agreement. Pursuant to the terms of the CCE-I Credit Agreement, payments on the HC Crown Note are prohibited until the indefeasible payment in full in cash, and the termination of commitments to lend under the CCE-I Credit Agreement. The HC Crown Note will not have the benefit of any distributions from CCE-II until repayment in full of the CCE-II Credit Agreement and the Gaylord Note.

The obligations owing on the HC Crown Note are guaranteed by CAC, CCE and CCE, L.P. (collectively referred to as the "Guarantors"). The CCE, L.P. guarantee cannot be enforced until the repayment in full and termination of the CCE-I Credit Agreement and the CCE-II Credit Agreement. The CAC and CCE guarantees cannot be enforced until the repayment in full and termination of the CCE-I Credit Agreement. The guarantees, by their terms, are limited to the proceeds of distributions received from CCE-I and income, if any, generated by the Guarantors. CCA Holdings and the Guarantors are dependent primarily upon distributions from CCE-I to service the HC Crown Note.

The fair value of the HC Crown Note plus accrued interest, based upon trading activity, was approximately $118.6 million and $89.5 million at December 31, 1997 and 1996, respectively.

5.  PARTNERSHIP INTERESTS:

Under the terms of the Partnership Agreement, the profits and losses for income tax reporting purposes are allocated among the partners in accordance with their percentage interests subject to any adjustments required by the Internal Revenue Code and Treasury Regulations.

For financial reporting purposes, profits and losses, and the preferred return (described below) are allocated in accordance with the liquidation provisions in the Partnership Agreement.

Proceeds from the liquidation of the Partnership shall be distributed as follows: (i) to the payment of liquidation expenses; (ii) to the payment of creditors of the Partnership and the establishment of reserves to provide for contingent liabilities; (iii) to CCT Holdings, equal to the amount of its Preferred Capital Account; (iv) to each partner to the extent of such positive balance in the ratio in which its respective ordinary capital account balance bears to all such ordinary capital account balances and (v) the remaining balance to the partners in accordance with their percentage interests at the time of liquidation.

CCT Holdings is entitled to an annual preferred return computed in accordance with the provisions in the Partnership Agreement.

Pursuant to the Partnership Agreement, while any amounts remain outstanding under both the HC Crown Note and the Gaylord Note, distributions to the Partnership by CCE-I will be distributed by the Partnership to CAC and CCE (pro rata) for use solely to service the HC Crown Note and distributions to the Partnership by CCE-II will be distributed by the Partnership to CCT Holdings to service the Gaylord Note. If the Gaylord Note is repaid prior to payment in full of the HC Crown Note, then all distributions to the Partnership from both CCE-I and CCE-II will be used to service the HC Crown Note. If the HC Crown Note is repaid prior to payment in full of the Gaylord Note, then all distributions to the Partnership from both CCE-I and CCE-II will be used to service the Gaylord Note.

6.  COMMITMENTS AND CONTINGENCIES:

Litigation

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995, on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other entities managed by Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997, the court granted in part and denied in part defendants motion for summary judgment, the effect of which narrowed the remaining issues significantly. The plaintiff filed a motion to alter or amend the court's order which was denied. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes th lawsuit to be without merit and intends to defend the action vigorously. CCE-I is not able, at this early stage, to project the expenses which will be associated with this action or to predict any potential outcome or financial impact.

The Partnership is also a party to lawsuits which are generally incidental to its business. In the opinion of management after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

7. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic servic rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that CCE-I and CCE-II have complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if CCE-I and CCE-II are unable to justify their rates through a benchmark or cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by CCE-I and CCE-II in the event certain of their rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Partnership.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), which alters federal, state, and local laws and regulations pertaining to cable television, telecommunications and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by CCE-I and CCE-II. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule-makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule-makings or litigation or the substantive effect of the new legislation and the rule-makings on the financial position or results of operations of the Partnership.

8.  INCOME TAXES:

The book value of the Partnership's net assets is less than its tax reporting basis by $11,196,317 and $4,912,673 as of December 31, 1997 and 1996,
respectively.

9.  SIGNIFICANT NONCASH TRANSACTIONS:

The Partnership engaged in the following significant noncash financing transactions during 1997 and 1996:

                                                               1997             1996            1995
                                                            -----------      -----------     ----------
   Preference allocation - Preferred Capital Account
     (see Note 5)                                           $22,951,352      $20,492,278     $5,081,095

                                EXHIBIT INDEX

                 CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.

                                                                                                                  Sequentially
  Exhibit                                                                                                           Numbered
    No.                           Description                                                                        Pages
  -------                         -----------                                                                     ------------
    3.7      Certificate of Limited Partnership of Charter Communications
             Entertainment, L.P. , filed as  Exhibit 3.7 to the Registration
             Statement on Form S-4, File No. 333-26853-02, and incorporated
             herein by reference.                                                                                      N/A
    3.8      Amendment to Certificate of Limited Partnership of Charter
             Communications Entertainment, L.P. , filed as Exhibit 3.8 to the
             Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
    3.9      Agreement of Limited Partnership of Charter Communications
             Entertainment, L.P. , filed as Exhibit 3.9 to the Registration
             Statement on Form S-4, File No. 333-26853-02, and incorporated
             herein by reference.                                                                                      N/A
    4.1      Indenture, dated February 13, 1997, between CCA Holdings Corp. and
             Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4.1 to the Registration Statement on Form S-4, File No. 333-26853-02,
             and incorporated herein by reference.                                                                     N/A
    4.2      Second Amended and Restated Guaranty, dated February 13, 1997, issued by CCA Acquisition Corp., filed as Exhibit 4.2 to the
             Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
    4.3      Second Amended and Restated Guaranty, dated February 13, 1997, issued by Cencom Cable Entertainment, Inc., filed as Exhibit 4.3 to the Registration Statement on Form S-4, File No. 333-26853-02,
             and incorporated herein by reference.                                                                     N/A
    4.4      Second Amended and Restated Guaranty, dated February 13, 1997, issued by Charter Communications Entertainment, L.P., filed as
             Exhibit 4.4 to the Registration Statement on Form S-4, File No.
             333-26853-02, and incorporated herein by reference.                                                       N/A
    4.5      Second Amended and Restated Subordination Agreement between
             Harris Trust and Savings Bank, as Trustee, CCA Holdings Corp.
             and Toronto Dominion (Texas), Inc., as Administrative Agent, dated
             February 13, 1997, filed as Exhibit 4.5 to the Registration
             Statement on Form S-4, File No. 333-26853-02, and incorporated
             herein by reference.                                                                                      N/A
    10.1     Amended and Restated Loan Agreement dated as of September 29, 1995
             (the "CCE-I Loan Agreement") among Chartsr Communications
             Entertainment I, L.P., as Borrower, Toronto Dominion (Texas), Inc.
             and Chemical Bank, as Documentation Agents, Toronto Dominion
             (Texas), Inc., Chemical Bank, CIBC Inc., Credit Lyonnais Cayman
             Island Branch and Nationsbank, N.A. (Carolinas), as Managing
             Agents, Banque Paribas and Union Bank, as Co-Agents, the Signatory
             Banks thereto, and Toronto Dominion (Texas), Inc., a Administrative
             Agent, filed as Exhibit 10.1 to the Registration Statement on Form
             S-4, File No. 333-26853-0s, and incorporated herein by reference. s
             s s s s N/A s 10.2     First Amendment to the CCE-I Loan Agreement
             dated as of October 31, 1995, filed as Exhibit 10.2 to the
             Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
    10.3     Second Amendment to the CCE-I Loan Agreement dated
             January 16, 1996, filed as Exhibit 10.3 to the Registration
             Statement on Form S-4, File No. 333-26853-02, and incorporated
             herein by reference.                                                                                      N/A
    10.4     Third Amendment to the CCE-I Loan Agreement dated as of
             March 29, 1966, filed as Exhibit 10.4 to the Registration
             Statement on Form S-4, File No. 333-26853-02, and incorporated
             herein by reference.                                                                                      N/A


                                                                                                                  Sequentially
  Exhibit                                                                                                           Numbered
    No.                           Description                                                                        Pages
  -------                         -----------                                                                     ------------

    10.5     Fourth Amendment to the CCE-I Loan Agreement dated as of
             May 24, 1996, filed as Exhibit 10.5 to the Registration
             Statement on Form S-4, File No. 333-26853-02, and incorporated
             herein by reference.                                                                                      N/A
    10.6     Fifth Amendment to the CCE-I Loan Agreement dated as of
             November 29, 1996, filed as Exhibit 10.6 to the Registration
             Statement on Form S-4, File No. 333-26853-02, and incorporated
             herein by reference.                                                                                      N/A
    10.7     Sixth Amendment to the CCE-I Loan Agreement dated as of
             February 7, 1997, filed as Exhibit 10.7 to the Registration
             Statement on Form S-4, File No. 333-26853-02, and incorporated
             herein by reference.                                                                                      N/A
    10.9     Amended and Restated Management Agreement dated as of
             September 29, 1995 between Charter Communications Entertainment
             I, L.P. and Charter Communications, Inc., filed as Exhibit 10.9 to the Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
   10.10     Amendment Number One to Amended and Restated Management Agreement
             dated as of October 31, 1995 between Charter Communications
             Entertainment I, L.P. and Charter Communications, Inc., filed as
             Exhibit 10.10 to the Registration Statement on Form S-4, File No.
             333-26853-02, and incorporated herein by reference.                                                       N/A
   10.11     Amendment Number Two to Amended and Restated Management Agreement
             dated as of March 29, 1996 between Charter Communications
             Entertainment I, L.P. and Charter Communications, Inc., filed as
             Exhibit 10.11 to the Registration Statement on Form S-4, File No.
             333-26853-02, and incorporated herein by reference.                                                       N/A
   10.12     Amendment Number Three to Amended and Restated management
             Agreement dated as of November 29, 1996 between Charter
             Communications Entertainment I, L.P. and Charter Communications,
             Inc., filed as Exhibit 10.12 to the Registration Statement on Form
             S-4, File No. 333-26853-02, and incorporated herein by reference.                                         N/A
   10.13     Certificate of Limited Partnership of Charter Communications
             Entertainment I, L.P., filed as Exhibit 10.13 to the
             Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
   10.14     Amendment to the Certificate of Limited Partnership of Charter
             Communications Entertainment I, L.P., filed as Exhibit 10.14 to the Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
   10.15     Agreement of Limited Partnership of Charter Communications
             Entertainment I, L.P., filed as Exhibit 10.15 to the
             Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
   10.16     Certificate of Limited Partnership of Charter Communications
             Entertainment II, L.P., filed as Exhibit 10.16 to the
             Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
   10.17     Agreement of Limited Partnership of Charter Communications
             Entertainment II, L.P., filed as Exhibit 10.17 to the
             Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
   10.18     Contingent Payment Agreement dated as of September 29, 1995 among
             Charter Communications Entertainment, L.P., CCT Holdings Corp.
             and Cencom Cable Television, Inc., filed as Exhibit 10.18 to the
             Registration Statement on Form S-4, File No. 333-26853-02, and
             incorporated herein by reference.                                                                         N/A
   *12.2     Charter Communications Entertainment, L.P.. and subsidiaries,
             Ratio of Earnings to Fixed Charges Calculation
    21.1     List of Subsidiaries of Registrant, filed as Exhibit 21.1 to the
             Registration Statement on Form S-4, File No. 333-26853, and
             incorporated herein by reference.                                                                         N/A
   *27.4     Financial Data Schedule Charter Communications
             Entertainment, L.P



                                      E-2
*Filed herewith